Form 10-K
Securitized Asset Backed Receivables LLC Trust 2007-BR5
filed 2008-03-31
CIK 1404155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-140720-05

            Securitized Asset Backed Receivables LLC Trust 2007-BR5 (Exact name of Issuing Entity as specified in its Charter)

                                BCAP LLC
           (Exact name of depositor as specified in its Charter)

                            Sutton Funding LLC
             (Exact name of sponsor as specified in its Charter)

                                          Pooling Tier REMIC-1 20-0607910
                                          Pooling Tier REMIC-2 20-0607917
                                              Lower Tier REMIC 20-0607923
                                              Upper Tier REMIC 20-0607929
                    New York                     Grantor Trust 20-7491645
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                    PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                    PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.


     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     Barclays Bank PLC provides an interest rate swap derivative instrument and an interest rate cap derivative instrument for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap and interest rate cap is less than 10%

     Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Barclays Capital Real Estate Inc. d/b/a HomEq Servicing

In November 2007, the Attorney General of the State of Ohio ("Attorney General") and the Ohio Department of Commerce, Division of Financial Institutions ("DFI") (collectively, "Ohio Regulators") issued to Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq") a Joint Subpoena/Investigative Demand ("Subpoena"), captioned No. PL-HMS-01. This Subpoena was issued to HomEq and a number of other financial institutions as part of a preliminary inquiry by the Ohio Regulators into the mortgage lending and servicing practices of these companies as they relate to the securitization of residential mortgages in Ohio and the rating of securities created by the same. The Subpoena states that the Regulators are investigating potential violations of Ohio's Consumer Sales Practices Act, Ohio's Second Mortgage Loan Act, and/or Ohio's Valentine Act.

The Subpoena requests the production of certain responsive documents and information generated between January 1, 2003 and November 9, 2007 as well as responsive documents generated outside the relevant time period, but which contain information concerning the relevant time period. HomEq is fully cooperating with the Ohio Regulators in this inquiry. HomEq has reached an agreement with the Regulators that it will produce responsive documents and information on a rolling basis, and has begun to do so. Given the preliminary status of the matter, HomEq is unable, at this point, to evaluate whether any claim will be Made against HomEq or HomEq's likelihood of successfully defending any such action or the potential exposure in such an action.

Legal Proceedings Regarding NC Capital Corporation

Pursuant to a Form 8-K filed on February 21, 2007 (the "February 21st 8-K") by New Century Financial Corporation ("NCFC") (Commission File No. 001-32314; CIK No. 0001287286), the parent of NC Capital Corporation, one of the original loan sellers, NCFC stated that on February 14, 2007, NCFC was served with the complaint for a purported securities class action (the "Original Complaint") filed in the United States District Court for the Central District of California against NCFC and certain of its officers and directors. NCFC stated that the complaint alleges that NCFC and the other named defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about NCFC, which resulted in artificially inflated market prices of NCFC's common stock, and that the plaintiff and the purported class members purchased the registrant's stock at these artificially inflated market prices between April 7, 2006 and February 7, 2007. NCFC stated that the complaint seeks money damages in favor of its purported class of purchasers of NCFC's securities, the costs and expenses of the action and other relief that may be granted by the court.

In addition, pursuant to the February 21st 8-K, NCFC stated that nine additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and February 20, 2007. NCFC stated that these complaints present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to February 7, 2007.

Pursuant to a Form 8-K filed by NCFC on March 13, 2007 (the "March 13th 8-K"), NCFC stated that on February 28, 2007, NCFC received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in NCFC's securities, as well as accounting errors regarding NCFC's allowance for repurchase losses. NCFC stated that it has subsequently received a grand jury subpoena requesting production of certain documents. NCFC stated that it intends to cooperate with the requests of the U.S. Attorney's Office.

In addition, pursuant to the March 13th 8-K, NCFC stated that on March 12, 2007, it received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission stating that the staff was conducting a preliminary investigation involving NCFC and requesting production of certain documents. NCFC stated that the staff of the SEC had also previously requested a meeting with NCFC to discuss the events leading up to NCFC's previous announcement of the need to restate certain of its historical financial statements.

Pursuant to a Form 8-K filed by NCFC on March 14, 2007 (the "March 14th 8-K"), NCFC stated that on March 13, 2007, NCFC and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York (the "March 13 Orders"). NCFC stated that the cease and desist orders contain allegations that certain of NCFC's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements. NCFC stated that the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. NCFC stated that the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed. NCFC stated that the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries.

Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th 8-K"), NCFC stated that on March 14 and 15, 2007, NCFC received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). NCFC stated that consistent with the March 13 Orders, the March 14-15 Orders contain allegations that certain of NCFC's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, pursuant to the March 19th 8-K, NCFC stated that on March 14, 2007, New century Mortgage Corporation ("NCMC") and Home123 Corporation, an indirect wholly owned subsidiary of NCFC ("Home123"), entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau of
Supervision and Enforcement (the "Consent Agreement").   NCFC stated that
consistent with the March 13 Orders, the March 14-15 Orders and the Consent Agreement seek to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that certain of the March 14-15 Orders also seek to revoke the licenses of one or more of NCFC's subsidiaries or assess administrative penalties. NCFC stated that the March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries.

Additionally, pursuant to the March 19th 8-K, NCFC stated that in connection with a civil action filed against NCFC, NCMC and Home123 (collectively, the "Defendants") in an Ohio state court (the "Complaint") by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions on March 14, 2007, that Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). NCFC stated that the Complaint and the TRO contain allegations that the Defendants have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that the TRO restrains the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. NCFC stated that the TRO also requires the Defendants to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. NCFC stated that the restraints imposed by the TRO could further harm NCFC's business.

Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th 8-K"), NCFC stated that as disclosed above, NCFC has received cease and desist orders from several states and entered into a consent agreement with one state (the "Previous Orders and Consent Agreement"). NCFC stated that on March 16, 2007, NCFC received additional cease and desist orders from the State of California (the "California Orders") and certain of NCFC's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

Pursuant to the March 20th 8-K, NCFC stated that consistent with the Previous Orders and Consent Agreement, the March 16 Orders and Consent Agreements contain allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreement, the March 16 Orders and Consent Agreements seek to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that the California Orders become permanent if not promptly appealed by the applicable subsidiaries.

In addition, NCFC stated that on March 16, 2007, Home123 received a suspension order (the "Suspension Order") from the State of New York Banking Department. NCFC stated that the Suspension Order contains allegations similar to those included in the March 13 Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation.

Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd 8-K"), NCFC stated that on March 20, 2007, certain of NCFC's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation (the "March 20 Consent Agreement"). NCFC stated that consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th 8-K"), NCFC stated that on March 27, 2007, NCFC signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's Banking Commissioner (the "Additional Consent Agreements"). NCFC stated that although NCFC has signed the Additional Consent Agreements and expects to comply with their terms, NCFC has not yet received counterpart signatures from the respective states and accordingly such Additional Consent Agreements may not be binding on the respective states. NCFC stated that consistent with the Previous Orders and Consent Agreements, the Additional Consent Agreements contain allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreements, the Additional Consent Agreements restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that The Additional Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

Pursuant to a Form 8-K filed on March 30, 2007 (the "March 30th 8-K"), NCFC stated that as disclosed above, on March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institutions (together, the "State") filed a lawsuit against NCFC and certain of its subsidiaries (collectively with NCFC, the "Defendants") in Ohio state court (the "Ohio Complaint"). NCFC stated that the Ohio Complaint alleges that NCFC has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). NCFC stated that the TRO restrained the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. NCFC stated that the TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent.

In addition, pursuant to the March 30th 8-K, NCFC stated that on March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. NCFC stated that on March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days, which was entered by the court. NCFC stated that the Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. NCFC stated that the Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. NCFC stated that the Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding NCFC's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. NCFC stated that the Stipulated Preliminary Injunction also requires the Defendants to submit certain categories of loans (and related information) as to which it intends to foreclose to the State for the State to review. NCFC stated that the State may object for cause to NCFC proceeding with a particular foreclosure and if NCFC is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. NCFC stated that the Stipulated Preliminary Injunction also provides for the State to review and object for cause to the Defendants selling, transferring or assigning certain categories of loans that are more than 60 days delinquent.

In addition, pursuant to the March 30th 8-K, NCFC stated that in the event that the State or the Defendants believe the other is not acting in good faith, the Stipulated Preliminary Injunction provides that the complaining party should notify the other of such concern and if the concern is not resolved, then either party may notify the other of their intent to file a motion with the court to terminate the Stipulated Preliminary Injunction and request to reschedule the previously canceled preliminary injunction hearing. NCFC stated that the Stipulated Preliminary Injunction provides that in such event neither party will object to the scheduling of a prompt preliminary injunction hearing or the termination of the Stipulated Preliminary Injunction at such a preliminary injunction hearing.

Pursuant to a Form 8-K filed on April 6, 2007 (the "April 6th 8-K"), NCFC stated that on April 2, 2007, NCFC announced that it and several of its subsidiaries, including New Century TRS Holdings, Inc., NCMC, NC Capital Corporation, Home123 Corporation, New Century Credit Corporation, NC Asset Holding, L.P., NC Residual III Corporation, NC Residual IV Corporation, New Century R.E.O. Corp., New Century R.E.O. II Corp., New Century R.E.O. III Corp., New Century Mortgage Ventures, LLC, NC Deltex, LLC and NCoral, L.P. (collectively, the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). NCFC stated that these bankruptcy cases (the "Bankruptcy Cases") are being jointly administered in the Bankruptcy Court under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416" before the Honorable Kevin J. Carey, United States Bankruptcy Judge. NCFC stated that the Debtors will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Pursuant to a Form 8-K filed on April 16, 2007 (the "April 16th 8-K"), NCFC stated that the Commonwealth of Massachusetts Office of the Attorney General issued a Civil Investigation Demand to NCFC, which requests certain documents relating to NCFC's loan origination business practices in connection with an investigation conducted pursuant to the Attorney General's authority to enforce consumer protection statutes.

Pursuant to a Form 8-K filed on July 5, 2007 (the "July 5th 8-K"), NCFC stated that on June 21, 2007 the staff of the Pacific Regional Office of the Securities Exchange Commission (the "Commission") orally advised NCFC's outside counsel that the Commission had issued a formal order of investigation with respect to its investigation of NCFC.

In addition, pursuant to the July 5th 8-K, NCFC stated that on June 29, 2007, NCFC was served with a complaint for declaratory judgment and other equitable relief (the "Complaint") that was filed on June 20, 2007, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") against NCFC, certain of its subsidiaries and certain of its directors. NCFC stated that the Complaint seeks a declaratory judgment on behalf of a purported class consisting of beneficiaries (the "Beneficiaries") of the New Century Financial Corporation Deferred Compensation Plan and the New Century Financial Corporation Supplemental Executive Retirement/Savings Plan (collectively, the "Plans") that, among other things, the Beneficiaries are a class, that the Plans' assets are held in trust for the exclusive benefit of the Beneficiaries, that the Plans' assets are not the property of NCFC's or any of its subsidiaries' bankruptcy estates, and that the Plans' assets be distributed to the Beneficiaries.

In addition, pursuant to a Form 8-K filed on December 14, 2007 (the "December 14th 8-K"), NCFC stated that the Bankruptcy Court entered an order establishing August 31, 2007, as the last date (the "Claim Bar Date") for all persons and entities holding or wishing to assert bankruptcy claims against NCFC and certain of its debtor-in-possession subsidiaries (collectively with NCFC, the "Debtors") to file a proof of claim form. According to the December 14th 8-K, NCFC stated that through the Claim Bar Date, the dollar amount of claims filed against the Debtors exceeded $32 billion. NCFC stated that the Debtors are in the preliminary stages of their review of these claims and based on their preliminary review believe that certain of these claims will be subject to objection as being duplicative, overstated, based upon contingencies that have not occurred, or because they otherwise do not state a valid claim. NCFC stated that the foregoing amount does not include claims that were filed without a specified dollar amount, referred to as unliquidated claims, and claims that were filed after the claim bar date.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filed on July 11, 2007 (Commission File No. 333-140720-05).

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibits 33 and 34.

     Material Instances of Noncompliance.

     Foreclosure was not initiated in accordance with the timeframes established by Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's servicing agreements and the servicing criteria set forth in 1122(d)(4)(vii) of Regulation AB and therefore represents an instance of material noncompliance.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits.

        (1) Not Applicable.

        (2) Not Applicable.

        (3)

        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 333-140720-05) and is incorporated by reference herein.

        Exhibit 4 Pooling and Servicing Agreement, dated as of June 1, 2007, by and among BCAP LLC, as depositor, Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, as servicer, and Deutsche Bank National Trust Company, as trustee.

        (31) Rule 13a-14(d)/15d-14(d) Certification.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 ZC Real Estate Tax Solutions Ltd's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 ZC Sterling Insurance Agency Inc's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's Report (Exhibit 33.1) for Year End December 31, 2007.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Real Estate Tax Solutions Ltd's Report (Exhibit 33.2) for Year End December 31, 2007.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency Inc's Report (Exhibit 33.3) for Year End December 31, 2007.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.4) for Year End December 31, 2007.

        (35) Servicer compliance statement.

             Exhibit 35.1 Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.


                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           By: BCAP LLC,
                               (Depositor)


                                      By:  /s/ Tom Hamilton
                                           Tom Hamilton
                                           President and
                                           Chief Executive Officer
                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)



     Date: March 28, 2008



     EXHIBIT INDEX

        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 333-140720-05) and is incorporated by reference herein.

        Exhibit 4 Pooling and Servicing Agreement, dated as of June 1, 2007, by and among BCAP LLC, as depositor, Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, as servicer, and Deutsche Bank National Trust Company, as trustee.

        (31) Rule 13a-14(d)/15d-14(d) Certification.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 ZC Real Estate Tax Solutions Ltd's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 ZC Sterling Insurance Agency Inc's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's Report (Exhibit 33.1) for Year End December 31, 2007.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Real Estate Tax Solutions Ltd's Report (Exhibit 33.2) for Year End December 31, 2007.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency Inc's Report (Exhibit 33.3) for Year End December 31, 2007.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.4) for Year End December 31, 2007.

        (35) Servicer compliance statement.

             Exhibit 35.1 Barclays Capital Real Estate Inc. d/b/a HomEq Servicing's Annual Statement of Compliance for Year End December 31, 2007.